Form 10-Q
period 2008-12-31
LIFESTYLE CHOICE MEALS, INC.
filed 2009-02-02
CIK 1431884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: December 31, 2008
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-150586


                          LIFFESTYLE CHOICE MEALS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


                   Nevada                                   20-8945348
 _____________________________________________          ___________________
 (State or other jurisdiction of incorporation            (IRS Employer
             or organization)                           Identification No.)


                             112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (403) 374-0966
              ____________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [ ]                      Accelerated filer [ ]
Non-accelerated filer    [ ]                      Smaller reporting company [X]
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 15, 2009 the registrant had 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2008














BALANCE SHEETS

STATEMENTS OF OPERATION

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS





                                                                     (Unaudited)
                                                                    December 31,             June 30,
                                                                        2008                   2008
_________________________________________________________________________________________________________

                                      ASSETS

CURRENT ASSETS
   Cash                                                              $        -         $       51
   Prepaid expense                                                            -                136
__________________________________________________________________________________________________________
   TOTAL ASSETS                                                      $        -         $      187
==========================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash Overdrawn                                                    $       21         $        -
   Accounts payable and accrued liabilities                              12,503         $    6,138
   Due to related party                                                   3,348              1,935
__________________________________________________________________________________________________________
   TOTAL LIABILITIES                                                     15,872              8,073
__________________________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,000,000 shares of common stock                                  10,000             10,000
   Deficit accumulated during the development stage                     (25,872)           (17,886)
__________________________________________________________________________________________________________

   Total stockholder's equity (deficit)                                 (15,872)            (7,886)
__________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     $        -         $      187
==========================================================================================================



    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                  April 19,2007
                                             Three months     Three months      Six months     Six months ended     (date of
                                                 ended            ended            ended         December 31,     inception) to
                                             December 31,     December 31,     December 31,          2007         December 31,
                                                 2008             2007             2008                               2008
_________________________________________________________________________________________________________________________________
REVENUE
   Revenue                                             -                -                  -                -                 -

EXPENSES

   Office and general                       $      1,734     $         30              1,770               50    $        5,018
   Professional fees                               3,000            2,000              6,216            2,000            20,854
_________________________________________________________________________________________________________________________________
Total General & Administration Expenses     $      4,734     $      2,030     $        7,986   $        2,050    $       25,872
_________________________________________________________________________________________________________________________________

NET LOSS                                    $     (4,734)    $     (2,030)    $       (7,986)  $       (2,050)   $
=================================================================================================================================




BASIC NET LOSS PER SHARE                    $     (0.00)     $     (0.00)     $       (0.00)   $       (0.00)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    10,000,000        7,945,205         10,000,000        9,416,342
==============================================================================================================




    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

              FROM INCEPTION (APRIL 19, 2007) TO DECEMBER 31, 2008


                                                                                                 Deficit
                                                                                               Accumulated
                                                                                               During the
                                                   Common Stock                 Subscription   Development
                                             _________________________________   Receivable       Stage          Total
                                              Number of shares      Amount
____________________________________________________________________________________________________________________________

Balance, April 19,2007                                         -  $        -                  $         -    $         -

Common stock issued for cash at $0.001
per share May 3, 2007                                 10,000,000      10,000                  -                   10,000
Share Subscription Receivable                                                      (10,000)                      (10,000)
Net loss, June 30, 2007                                                                            (1,935)        (1,935)
____________________________________________________________________________________________________________________________

Balance, June 30, 2007                                10,000,000  $   10,000       (10,000)   $    (1,935)   $    (1,935)
____________________________________________________________________________________________________________________________

Share Subscription Received                                                         10,000                        10,000
Net loss June 30, 2008                                                                            (15,951)       (15,951)
____________________________________________________________________________________________________________________________

Balance June 30, 2008                                 10,000,000  $   10,000             -    $   (17,886)   $    (7,886)
____________________________________________________________________________________________________________________________
Net loss December 31, 2008                                                                         (7,986)        (7,986)
____________________________________________________________________________________________________________________________

Balance December 31, 2008 (Unaudited)                 10,000,000  $   10,000             -    $   (25,872)   $   (15,872)
____________________________________________________________________________________________________________________________





    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                     April 19,2007
                                              Three months      Three months      Six months       Six months         (date of
                                                  ended            ended             ended            ended        inception) to
                                              December 31,      December 31,     December 31,     December 31,      December 31,
                                                  2008              2007             2008             2007              2008
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (4,734)       $   (2,030)      $   (7,986)      $   (2,050)      $   (25,872)

Changes in operating assets and liabilities
___________________________________________
  Increase in accrued expenses                         3,149             2,000            6,365            2,000            12,503
  Decrease in prepaid expense                            136                 -              136                -                 -
__________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                 (1,449)              (30)          (1,485)             (50)          (13,369)
__________________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder loan                         1,413                 -            1,413                -             3,348
   Increase in bank overdrawn                             21                 -               21                -                21
  Proceeds from sale of common stock                                                                                        10,000
  Decrease (increase) in Subscription
   Receivable                                              -             5,000                -            5,000                 -
__________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES              1,434             5,000            1,434            5,000            13,369
__________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                          (15)            4,970              (51)           4,950                 -
__________________________________________________________________________________________________________________________________
CASH, BEGINNING OF PERIOD                                 15               (20)              51                -                 -
__________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                $       -        $    4,950       $        -       $    4,950       $         -
===================================================================================================================================




Supplemental cash flow information and non-cash financing activities: Cash paid for:
  Interest                                         $       -        $        -       $        -       $        -       $         -
===================================================================================================================================

  Income taxes                                     $       -        $        -       $        -       $        -       $         -
===================================================================================================================================



    The accompanying notes are an integral part of these financial statements

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2008
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Lifestyle Choice Meals, Inc. ("Company") is in the initial development stage and has incurred losses since inception totalling $25,872. The Company was incorporated on April 19, 2007 in the State of Nevada and established a fiscal year end of June 30. The Company is a development stage enterprise organized to prepare and deliver nutritious and delicious prepared meals to the client's door

GOING CONCERN
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder's shares. As of December 31, 2008, the Company had issued 10,000,000 Founder's shares at $0.001 per share for net funds to the Company of $10,000.

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes" and clarified by FIN 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities which could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder's equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

STOCK-BASED COMPENSATION
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

SHARE BASED EXPENSES
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), "Business Combinations." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.

It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________
clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

In accordance with the requirements of SFAS No. 107and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - STOCK TRANSACTIONS
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On May 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6- INCOME TAXES
________________________________________________________________________________

                                                         AS AT DECEMBER 31, 2008

Deferred tax asset:
Net operating loss tax carryforwards:                           $ 8,796
Other:                                                          $     0
                                                                _______
Gross deferred tax assets:                                      $ 8,796
Valuation allowance:                                            $(8,796)
                                                                _______
Net deferred tax asset:                                         $     0


NOTE 7- STOCKHOLDERS' EQUITY
________________________________________________________________________________

The stockholders' equity section of the Company contains the following classes of Capital Stock as of December 31, 2008

     o   Common stock, $0.001 par value: 75,000,000 shares authorized:
         10,000,000 shares issued and outstanding

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Lifestyle Choice Meals, Inc. ("Lifestyle Choice Meals" the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit company on April 19, 2007 and established a fiscal year end of June 30. We are a development-stage company that will offer the ultimate convenience in delicious and nutritious meals. We will offer hundreds of prepared meal choices for delivery to the client's door.

The Company did not generate any revenue during the quarter ended December 31, 2008.

Total expenses for the quarter ended December 31, 2008 were $4,734 resulting in an operating loss for the fiscal quarter of $4,734. The operating loss for the period is a result of professional fees in the amount of $3,000 and office and general expenses in the amount of $1,734.

Total expenses for the six months ended December 31, 2008 were $7,986 resulting in an operating loss for the period of $7,986. The operating loss results from professional fees in the amount of $6,216 and office and general expenses of $1,770.

As of December 31, 2008 the President has advanced $3,348 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended December 31, 2008 the Company had $0 available in cash and accounts payable of $12,503.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. Accordingly we must raise cash and our only sources of cash at this time are advances we receive from our officer and director and investments by others through loans or sale of our common equity.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise this necessary capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

PLAN OF OPERATION

During the next 12 months we must raise capital and commence our product development and marketing activities. The S-1 registration statement filed by the Company with the Securities and Exchange Commission became effective on December 8, 2008. Since that date we have been begun offering our shares for sale in order to raise the capital required to initiate our operations.

In the first stage of our operation we intend to develop our menus, test new recipes and then submit all of our recipes for nutritional analysis. We then plan to develop our website with pictures that will display all of the meal choices and information about the ingredients and nutritional facts. The website will include software that will allow the client to calculate the consumption of calories per day.

Following the preparation of our menu and development of our website we then expect to acquire all of the kitchen utensils and appliances we will need to produce our menu items and rent a suitable location for our kitchen. Once we have our facilities in operation we plan to launch our marketing and sales campaign including the distribution of flyers and brochures.

At the present time our President and sole director is the only employee of Lifestyle Choice Meals, Inc. If the Company receives a positive result from its sales and marketing activities as determined by the receipt of orders in quantities that cannot be efficiently produced by one person then additional employees will be hired to produce the meals as required.

If we are unable to complete any phase of our systems development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the funds currently available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $86,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over the same period. Our officer and director has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue or expenses and/or result of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

There were no changes in our internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.
..
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 2, 2009


                   LIFESTYLE CHOICE MEALS, INC.


                   By: /s/ ANDREA WORSLEY
                   ____________________________________________________________
                   Andrea Worsley
                   President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director