Form 10-Q
period 2009-03-31
LIFESTYLE CHOICE MEALS, INC.
filed 2009-04-29
CIK 1431884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended: March 31, 2009
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-150586


                          LIFFESTYLE CHOICE MEALS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                               20-8945348
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                             112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                  (403)374-0966
              ____________________________________________________
              (Registrant's telephone number, including area code)


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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 24, 2009 the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2009














BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                       March 31, 2009       June 30, 2008
                                                                         (Unaudited)
_________________________________________________________________________________________________________

                                      ASSETS
CURRENT ASSETS
   Cash                                                                  $      314           $      51
   Prepaid expense                                                                -                 136
_________________________________________________________________________________________________________

   TOTAL ASSETS                                                          $      314           $     187
=========================================================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $   11,000           $   6,138
   Due to related party                                                       3,576               1,935
_________________________________________________________________________________________________________

   TOTAL LIABILITIES                                                         14,576               8,073
_________________________________________________________________________________________________________


STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock as of March 31, 2009 and             10,200              10,000
      10,000,000 shares of common stock as of June 30, 2008
      Additional paid-up capital                                              3,800                   -
   Deficit accumulated during the development stage                         (28,262)            (17,886)
_________________________________________________________________________________________________________

   Total stockholder's equity (deficit)                                     (14,262)             (7,886)
_________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $      314           $     187
=========================================================================================================


    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                April 19,2007
                                             Three months     Three months      Nine months      Nine months       (date of
                                                 ended            ended            ended            ended       inception) to
                                            March 31, 2009   March 31, 2008   March 31, 2009   March 31, 2008   March 31, 2009
______________________________________________________________________________________________________________________________

REVENUE
   Revenue                                              -                -                -                -              -

EXPENSES
   Office and general                        $        320     $         30     $      2,090     $         80      $   5,339
   Professional fees                                2,000            7,500            8,216            9,500         22,853
______________________________________________________________________________________________________________________________

Total General & Administration Expenses      $      2,320     $      7,530     $     10,306     $      9,580      $  28,192
______________________________________________________________________________________________________________________________

OTHER REVENUE (EXPENSE)
   Interest expense                          $        (13)    $          -     $        (13)    $          -      $     (13)
   Exchange gain (loss)                               (57)               -              (57)               -            (57)
______________________________________________________________________________________________________________________________

Total other revenue (expense)                $        (70)    $          -     $        (70)    $          -      $     (70)
______________________________________________________________________________________________________________________________

NET LOSS                                     $     (2,390)    $     (7,530)    $    (10,376)    $     (9,580)     $ (28,262)
==============================================================================================================================


BASIC NET LOSS PER SHARE                     $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      10,159,722       10,000,000       10,053,558       10,000,000
=============================================================================================================


    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 19, 2007) TO MARCH 31, 2009

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Stock                            Additional    During the
                                          ____________________________    Subscription     Paid-in      Development
                                          Number of shares     Amount      Receivable      Capital         Stage         Total
________________________________________________________________________________________________________________________________

Balance, April 19,2007                                -       $      -     $       -       $     -       $       -     $       -

Common stock issued for cash at $0.001
per share May 3, 2007                        10,000,000         10,000                                           -        10,000
Share Subscription Receivable                                                (10,000)                                    (10,000)
Net loss, June 30, 2007                                                                                     (1,935)       (1,935)
________________________________________________________________________________________________________________________________

Balance, June 30, 2007                       10,000,000       $ 10,000       (10,000)                    $  (1,935)    $  (1,935)
________________________________________________________________________________________________________________________________

Share Subscription Received                                                   10,000                                      10,000
Net loss June 30, 2008                                                                                     (15,951)      (15,951)
________________________________________________________________________________________________________________________________

Balance June 30, 2008                        10,000,000       $ 10,000     $       -       $     -       $ (17,886)    $  (7,886)
________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.02           200,000            200                       3,800                         4,000
Net loss March 31, 2009                                                                                    (10,376)      (10,376)
________________________________________________________________________________________________________________________________

Balance March 31, 2009 (Unaudited)           10,200,000       $ 14,000     $       -       $ 3,800       $ (28,262)    $ (14,262)
________________________________________________________________________________________________________________________________


    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                      April 19,2007
                                               Three months      Three months       Nine months       Nine months       (date of
                                                   ended            ended              ended             ended        inception) to
                                              March 31, 2009    March 31, 2008    March 31, 2009    March 31, 2008    March 31, 2009
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (2,390)         $ (7,530)         $(10,376)         $ (9,580)         $(28,262)

Changes in operating assets and liabilities
  Increase in accrued expenses                     (1,503)            4,500             4,862             6,500            11,000
  Decrease in prepaid expense                           -                 -               136                 -                 -
____________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES              (3,893)           (3,030)           (5,378)           (3,080)          (17,262)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES                    -                 -                 -                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder loan                        228                 -             1,641                 -             3,576
  Common stock issuance                             4,000                 -             4,000             5,000            14,000
____________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES           4,228                 -             5,641             5,000            17,576
____________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                       335            (3,030)              263             1,920               314
____________________________________________________________________________________________________________________________________

CASH, BEGINNING OF PERIOD                             (21)            4,950                51                 -                 -
____________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                              $    314          $  1,920          $    314          $  1,920          $    314
====================================================================================================================================


Supplemental cash flow information and
non-cash financing activities: Cash paid for:

  Interest                                       $      -          $      -          $      -          $      -          $      -
====================================================================================================================================

  Income taxes                                   $      -          $      -          $      -          $      -          $      -
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________


Lifestyle Choice Meals, Inc. ("Company") is in the initial development stage and has incurred losses since inception totalling $28,262. The Company was incorporated on April 19, 2007 in the State of Nevada and established a fiscal year end of June 30. The Company is a development stage enterprise organized to prepare and deliver nutritious and delicious prepared meals to the client's door

GOING CONCERN

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder's shares. As of March 31, 2009, the Company had issued 10,000,000 Founder's shares at $0.001 per share and 200,000 shares at $0.02 for net funds to the Company of $14,000.

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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2009
________________________________________________________________________________


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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________


It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

SFAS 162 - In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

SFAS 163 - In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.


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

As of March 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On May 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000. In January and February 2009 the Company issued 200,000 shares of the common stock at $.02 per share for $4,000.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2009
________________________________________________________________________________


NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________


The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.


NOTE 6- INCOME TAXES
________________________________________________________________________________

                                          AS AT MARCH 31, 2009

Deferred tax asset:
Net operating loss tax carryforwards:              9,892
Other:                                          $      0
                                                ________
Gross deferred tax assets:                      $  9,892
Valuation allowance:                            $ (9,892)
                                                ________
Net deferred tax asset:                         $      0


NOTE 7- STOCKHOLDERS' EQUITY
________________________________________________________________________________

The stockholders' equity section of the Company contains the following classes of Capital Stock as of March 31, 2009

o Common stock, $0.001 par value: 75,000,000 shares authorized: 10,200,000 shares issued and outstanding

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

The Company did not generate any revenue during the quarter ended March 31, 2009.

Total expenses for the quarter ended March 31, 2009 were $2,320 resulting in an operating loss for the fiscal quarter of $2,320. The operating loss for the period is a result of professional fees in the amount of $2,000 and office and general expenses in the amount of $320. Total expenses in fiscal quarter ended March 31, 2008 were $7,530 comprising of professional fees in the amount of $7,500 and general and office expenses of $30. The increase in professional fees in the quarter ending March 31, 2008 compared to the quarter ended March 31, 2009 are as a result of expenses associated with the preparation and filing of our S-1registration statement.

Total expenses for the nine months ended March 31, 2009 were $10,306 resulting in an operating loss for the period of $10,306. The operating loss results from professional fees in the amount of $8,216 and office and general expenses of $2,090.

As of March 31, 2009 the President has advanced $3,576 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the fiscal quarter ended March 31, 2009 the Company had $314 available in cash and accounts payable of $11,000.

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

PLAN OF OPERATION

During the next 12 months we must raise capital and commence our product development and marketing activities. The S-1 registration statement filed by the Company with the Securities and Exchange Commission became effective on December 8, 2008. Since that date we have been begun offering our shares for sale in order to raise the capital required to initiate our operations. As of March 31, 2009 we have raised $4,000 from the sale of our shares.

In the initial stage of our operation which will begin when we have raised sufficient revenue, we intend to develop our menus, test new recipes and submit all of our recipes for nutritional analysis. Following this first stage we then plan to develop our website with pictures that will display all of our meal choices and information about the ingredients and nutritional facts. The website will include software that will allow the client to calculate the consumption of calories per day.

Following the preparation of our menu and development of our website we then expect to acquire all of the kitchen utensils and appliances we will need to produce our menu items and then rent a suitable location for our kitchen. Once we have our facilities in operation we plan to launch our marketing and sales campaign including the distribution of flyers and brochures.

At the present time our President and sole director is the only employee of Lifestyle Choice Meals, Inc. If the Company receives a positive result from its sales and marketing activities as determined by the receipt of orders in quantities that cannot be efficiently produced by one person then additional employees will be hired to produce the meals as required.

If we are unable to complete any phase of our business plan or marketing activities because we don't have enough money, we will cease our business and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2009.

There were no changes in our internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                        LIFESTYLE CHOICE MEALS, INC.



                        By: /s/ ANDREA WORSLEY
                            ____________________________________________
                                Andrea Worsley
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and Director

Dated: April 29, 2009