Form 10-K
period 2009-06-30
LIFESTYLE CHOICE MEALS, INC.
filed 2009-09-18
CIK 1431884

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                    For the fiscal year ended June 30, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


     For the transition period from ________________ to __________________


                       Commission File Number: 333-150586


                          LIFESTYLE CHOICE MEALS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


              Nevada                                             20-8945348
__________________________________                           ___________________
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)



                             112 North Curry Street
                            Carson City, Nevada 89703
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number including area code: (403) 374-0966


        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock par value $0.001
                          _____________________________
                                (Title of Class)


                                      None
                     ______________________________________
                     (Name of exchange on which registered)


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined by Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 2, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $4,000.


                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

                                     PART I

Item 1.     Business                                                         3
Item 1A.    Risk Factors                                                     4
Item 1B     Unresolved Staff Comments                                        4
Item 2      Properties                                                       4
Item 3      Legal Proceedings                                                4
Item 4      Submission of Matters to a Vote of Security Holders              4

                                     PART II

Item 5      Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                5
Item 6      Selected Financial Data                                          5
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         5
Item 7A     Quantitative and Qualitative Disclosure about Market Risk        7
Item 8      Financial Statements and Supplementary Data                      7
Item 9      Changes an Disagreements With Accountants on Accounting and
            Financial Disclosure                                            19
Item 9A(T)  Controls and Procedures                                         20
Item 9B     Other Information                                               22

                                    PART III

Item 10     Directors, Executive Officers and Corporate Governance          22
Item 11     Executive Compensation                                          22
Item 12     Security Ownership of Certain Beneficial Owners and Management  22
Item 13     Certain Relationships and Related Transactions and Director
            Independence                                                    22
Item 14     Principal Accounting Fees and Services                          22

                                     PART IV

Item 15     Exhibits and Financial Statement Schedules                      22

                                     PART 1

ITEM 1. BUSINESS

Overview

Lifestyle Choice Meals, Inc. ("Lifestyle Choice Meals" the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit company on April 19, 2007 and established a fiscal year end of June 30. We are a development-stage company that will offer the ultimate convenience in delicious and nutritious meals. We will offer hundreds of prepared meal choices for delivery to the client's door. Our menus will change weekly with no boring repetition of meals and it will have low cost: all the meals will be delivered to the client's door for about $7.00 each.

We have not generated any sales to date. Our products are still in the development stage and are not yet ready for commercial sale. We plan to complete the development of our product line within the next twelve months and begin recognizing revenue from the sale and distribution of our product thereafter.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

Our product

Our product is a fresh-made meal plan that will be delivered directly to the consumer. We will prepare restaurant quality gourmet meals for an entire week and deliver them to our client's door. Our convenient system will make it easy for our clients to serve their family healthy meals.

Our food experts will do all the weighing and measuring of the meals to assure a balanced, healthy portion. Menus will be completely individualized to accommodate our client's food preferences and special dietary needs. We will offer a diversified and healthy menu.

LifeStyle Choice Meals will deliver lunches and dinners for 7 day periods, a total of 14 meals, once per week. To ensure quality, 10 of those meals will be delivered fresh; requiring only refrigeration and 4 of them will be delivered frozen. All that would be needed is to heat and serve.

We plan to take meal orders online. Descriptions and pictures of the meals offered will be available on our website. The nutrition facts information for each meal will be indicated and our clients will be able to use a tool on the website to calculate the calories per day they will be consuming. This tool will be very simple and fun to use. Our clients will be able to make any combination of meals they want according to their goals: loosing, maintaining or gaining weight or just enjoying a delicious meal with no concern. Some pre-made combinations will be available.

The market

Home delivery of daily meals is a niche market, but is growing rapidly and attracting many more companies. Customers include the overall weight loss market, appealing to the most affluent dieters and convenience seeking, time-pressed moms, executives, working couples, the elderly and others.

Costs for these services ranges from $10-40 per day, or $70-280 per week, or $300-1,500 per month. The larger companies providing this service are franchised in multiple states but small companies are being created on a regular basis. Many companies in this market focus solely on serving either or both New York City or Los Angeles. The other "hot spot" seems to be Texas with Toronto being an active market in Canada.

Patents

We do not anticipate that patents will be required for any of our products.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements. We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the food service industry. We will be required to comply with product labelling and nutritional information disclosure requirements.

Employees

We have no employees other than our officer and director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of June 30, 2009 the Company has thirteen (13) active shareholders of record. We have not paid cash dividends and have no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our June 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "June 30, 2009 Audited Financial Statements - Auditors Report."

As of June 30, 2009, we had $22 in cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our menus and the marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, we are highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because Lifestyle Choice Meals is a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in Lifestyle Choice Meals, Inc. common stock would lose all of their investment.

The Company did not generate any revenue during the fiscal year ended June 30, 2009 and has not raised any revenue since inception.

Total expenses for the fiscal year ending June 30, 2009 were $17,020 resulting in an operating loss for the fiscal year of $17,020. The operating loss for the period is a result of professional fees in the amount of $14,334, office and general expenses in the amount of $2,686.

Total expense in the fiscal year ended June 30, 2008 were $15,951 resulting in total expenses since inception of $34,288 and an operating loss since inception of $34,288.

As of June 30, 2009 the President has advanced $3,576 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Plan of Operation

The initial stage of our operation, which will begin when we have raised sufficient revenue, will be to develop our menus, test new recipes and submit all of our recipes for nutritional analysis. We then intend to develop our website with pictures that display all of our meal choices and information about the ingredients and nutritional facts. The website will include software that will allow our clients to calculate the consumption of calories per day.

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

We do not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product development. Once we are ready to begin Internet marketing, we will hire an independent consultant to build our web site. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

The staged development of our business and marketing plan will continue over the next 12 months. Lifestyle Choice Meals does not anticipate obtaining any further products or services.

Lifestyle Choice Meals, Inc. has no current plans, preliminary or otherwise, to merge with any other entity.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Off Balance Sheet Arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2009









BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                           CHANG G. PARK, CPA, PH. D.
    *2667 CAMINO DEL RIO SOUTH PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707*
      *TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                        * E-MAIL changgpark@gmail.com *

________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Lifestyle Choice Meals, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Lifestyle Choice Meals, Inc. (A Development Stage "Company") as of June 30, 2009 and 2008 and the related financial statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 2009 and 2008, and for the period from April 19, 2007 (inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Choice Meals, Inc. as of June 30, 2009 and 2008, and the results of its operation and its cash flows for the year ended June 30, 2009 and 2008, and for the period from April 19, 2007 (inception) to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CHANG G. PARK
______________________
    Chang G. Park, CPA

September 4, 2008
San Diego, CA 92108

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                  June 30, 2009    June 30, 2008
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
   Cash                                             $      22        $       51
   Prepaid expense                                          -               136
________________________________________________________________________________

   TOTAL ASSETS                                     $      22        $      187
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities         $  17,422        $    6,138
   Due to related party                                 3,576             1,935
________________________________________________________________________________

   TOTAL LIABILITIES                                   20,998             8,073
________________________________________________________________________________


STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock
   Authorized
      75,000,000 shares of common stock,
      $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock  as of
      June 30, 2009 and 10,000,000 shares of
      common stock as of June 30 , 2008                10,200            10,000
      Additional paid-up capital                        3,800                 -
   Deficit accumulated during the development
   stage                                              (34,976)          (17,886)
________________________________________________________________________________

   Total stockholder's equity (deficit)               (20,976)           (7,886)
________________________________________________________________________________


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                           $      22        $      187
================================================================================


    The accompanying notes are an integral part of these financial statements


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                               April 19,2007
                                                                                 (date of
                                              Year ended        Year ended     inception) to
                                             June 30, 2009    June 30, 2008    June 30,2009
____________________________________________________________________________________________

REVENUE

   Revenue                                              -                -               -

EXPENSES

   Office and general                         $     2,686      $     1,313       $   5,934
   Professional fees                               14,334           14,638          28,972
____________________________________________________________________________________________

Total General & Administration Expenses       $    17,020 $         15,951       $  34,906
____________________________________________________________________________________________

OTHER REVENUE (EXPENSE)

     Interest expense                         $       (13)     $         -       $     (13)
     Exchange gain (loss)                             (57)               -             (57)
____________________________________________________________________________________________

Total other revenue (expense)                 $       (70)     $         -       $     (70)
____________________________________________________________________________________________

NET LOSS                                      $   (17,090)     $   (15,951)      $ (34,976)
============================================================================================



BASIC NET LOSS PER SHARE                      $     (0.00)     $     (0.00)
==========================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      10,090,068       10,000,000
==========================================================================


    The accompanying notes are an integral part of these financial statements




                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 19, 2007) TO JUNE 30, 2009



                                                                                                   Deficit
                                              Common Stock                                       Accumulated
                                          _____________________                    Additional    During the
                                          Number of                Subscription     Paid-in      Development
                                           shares       Amount      Receivable      Capital         Stage         Total
_________________________________________________________________________________________________________________________

Balance, April 19,2007                            -    $      -     $       -        $     -      $       -     $       -


Common stock issued for cash at $0.001
per share May 3, 2007                    10,000,000      10,000             -              -              -        10,000
Share Subscription Receivable                     -           -       (10,000)             -              -       (10,000)
Net loss, June 30, 2007                           -           -             -              -         (1,935)       (1,935)
_________________________________________________________________________________________________________________________

Balance, June 30, 2007                   10,000,000    $ 10,000     $ (10,000)       $     -      $  (1,935)    $  (1,935)
_________________________________________________________________________________________________________________________

Share Subscription Received                       -           -        10,000              -              -        10,000
Net loss June 30, 2008                                                                              (15,951)      (15,951)
_________________________________________________________________________________________________________________________

Balance June 30, 2008                    10,000,000    $ 10,000     $       -        $     -      $ (17,886)    $  (7,886)
_________________________________________________________________________________________________________________________

Common stock issued for cash at $0.02       200,000         200             -          3,800              -         4,000
Net loss June 30, 2009                                                                              (17,090)      (17,090)
_________________________________________________________________________________________________________________________

Balance June 30, 2009                    10,200,000    $ 10,200     $       -        $ 3,800      $ (34,976)    $ (20,976)
_________________________________________________________________________________________________________________________


    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                  April 19,2007
                                                                                     (date of
                                                 Year ended       Year ended      inception) to
                                                June 30, 2009    June 30, 2008     June 30,2009
_______________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (17,090)       $ (15,951)       $ (34,976)

Changes in operating assets and liabilities
  Increase in accrued expenses                       11,284            6,138           17,422
  Decrease in prepaid expense                           136             (136)
_______________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                (5,670)          (9,949)         (17,554)
_______________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES                      -                -                -

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder loan                        1,641                -            3,576
  Common stock issuance                               4,000           10,000           14,000
_______________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES             5,641           10,000           17,576
_______________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                         (29)              51               22
_______________________________________________________________________________________________

CASH, BEGINNING OF YEAR                                  51                -                -
_______________________________________________________________________________________________

CASH, END OF YEAR                                 $      22        $      51        $      22
===============================================================================================



Supplemental cash flow information and non-
cash financing activities: Cash paid for:
  Interest                                        $       -        $       -        $       -
===============================================================================================

  Income taxes                                    $       -        $       -        $       -
===============================================================================================


    The accompanying notes are an integral part of these financial statements


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Lifestyle Choice Meals, Inc. ("Company") is in the initial development stage and has incurred losses since inception totalling $34,906. The Company was incorporated on April 19, 2007 in the State of Nevada and established a fiscal year end of June 30. The Company is a development stage enterprise organized to prepare and deliver nutritious and delicious prepared meals to the client's door

GOING CONCERN
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder's shares. As of June 30, 2009, the Company had issued 10,000,000 Founder's shares at $0.001 per share and 200,000 shares at $0.02 for net funds to the Company of $14,000.

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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

SFAS 165 - In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".("SFAS No. 165") This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

SFAS 168 - In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

NOTE 4 - STOCK TRANSACTIONS
________________________________________________________________________________

The Company's authorized shares are 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of June 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On May 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000. During January and February 2009, the Company issued 200,000 shares of the common stock at $0.02 per share for $4,000

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

                                                             AS AT JUNE 30, 2009
Deferred tax asset:
Net operating loss tax carryforwards:                                11,892
Other:                                                            $       0
                                                                  _________
Gross deferred tax assets:                                        $  11,892
Valuation allowance:                                              $ (11,892)
                                                                  _________
Net deferred tax asset:                                           $       0

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2009
________________________________________________________________________________


NOTE 7- STOCKHOLDERS' EQUITY
________________________________________________________________________________

The stockholders' equity section of the Company contains the following classes of Capital Stock as of June 30, 2009

o Common stock, $0.001 par value: 75,000,000 shares authorized: 10,200,000 shares issued and outstanding

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are the firm of Chang G. Park, CPA operating from their offices in San Diego, CA. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

There were no changes in our internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

PART 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officer and director is set forth below:

Name and Address                 Age                Position(s)

Andrea Worsley                    32   President, Secretary/ Treasurer,
339 Deercroft Pl. S.E.                 Chief Financial Officer and
Calgary, AB                            Chairman of the Board of Directors.
Canada T2J 5V6

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

Originally from Burnaby, BC, Andrea has traveled the country extensively gaining educational and work experience from a variety of backgrounds and industries. She began her schooling at Langara College in Vancouver, but soon transferred to Mount Allison University in Sackville, NB where she completed a Bachelors of English degree with a minor in Commerce. In April of 2002, she moved to Calgary, AB where she's resided ever since.

Her work experience is as follows:

April 2002 - March 2004: Customers Service Representative, CWD Windows and Doors, Calgary AB.

March 2004 - June 2007: Inside Sales Representative, Altelec Engineering, Calgary AB.

June 2006 - March 2007 (Part-Time, Evenings and Weekends): Customer Service Representative, Kensington Wine Market, Calgary AB

April 2007 - Present: President, Lifestyle Choice Meals, Inc., Calgary AB.

Andrea has always had a passion for fine food and entertaining, and most recently that passion has turned into a hobby. Through the Southern Alberta Institute of Technology, Andrea was able to enrol in wine courses that have taught her everything from how to serve wine to the condition of the soils in which the grapes grow and flourish. She used her new skills to get a job part time at a wine boutique in the heart of one of Calgary's most eclectic neighbourhoods.

Andrea currently devotes 6 - 8 hours per week to Lifestyle Choice Meals, Inc. In her spare time, she enjoys hosting friends and family for dinner parties and gathering, and she hopes to further develop her passion through more courses and business ventures that focus around the art of fine dining and entertaining.

Ms. Worsley is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Lifestyle Choice Meals, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of June 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.   EXECUTIVE COMPENSATION

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                Amount and
                                                Nature of
                  Name and Address of           Beneficial    Percent of Class
Title of Class    Beneficial Owner [1]            Owner
______________________________________________________________________________

 Common Stock     Andrea Worsley,               10,000,000          98%
                  339 Deercroft Plase S.E.
                  Calgary, AB T2J 5V6 Canada

                  All Officers and Directors    10,000,000          98%
                  as a Group (1 person)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Ms. Worsley anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended June 30, 2009, the total fees charged to the company for audit services, including quarterly reviews were $10,000, for audit-related services were $0 and zero for tax services and other services.

For the year ended June 30, 2008, the total fees charged to the company for audit services, including quarterly reviews were $8,500, for audit-related services were $0 and zero for tax services and other services.

                                     PART IV
ITEM 15. EXHIBITS

23.1     Consent of Chang g. Park, CPA
31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

Dated:  September 18, 2009