Form 10-Q
period 2009-09-30
LIFESTYLE CHOICE MEALS, INC.
filed 2009-11-04
CIK 1431884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2009
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 26, 2009 the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2009









BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS




                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                          (Unaudited)
                                                                       September 30, 2009       June 30, 2009
_____________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                    $       -             $      22
_____________________________________________________________________________________________________________

   TOTAL ASSETS                                                            $       -             $      22
=============================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash Overdrawn                                                          $      13             $       -
   Accounts payable and accrued liabilities                                   17,095                17,422
   Due to related party                                                        7,576                 3,576
_____________________________________________________________________________________________________________

   TOTAL LIABILITIES                                                          24,684                20,998
_____________________________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock as of September 30, 2009
      and 10,000,000 shares of common stock as of June 30 , 2009              10,200                10,200
   Additional paid-up capital                                                  3,800                 3,800
   Deficit accumulated during the development stage                          (38,684)              (34,976)
_____________________________________________________________________________________________________________

   Total stockholder's equity (deficit)                                      (24,684)              (20,976)
_____________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $       -             $      22
=============================================================================================================


    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  April 19,2007
                                               Three months     Three months        (date of
                                                  ended            ended          inception) to
                                              September 30,     September 30,     September 30,
                                                  2009              2008              2009
_______________________________________________________________________________________________

REVENUE

   Revenue                                               -                 -                -

EXPENSES

   Office and general                          $        36       $        36        $   5,970
   Professional fees                                 3,672             3,216           32,644
_______________________________________________________________________________________________

Total General & Administration Expenses        $     3,708       $     3,252        $  38,614
_______________________________________________________________________________________________

OTHER REVENUE (EXPENSE)

   Interest expense                            $         -       $         -        $     (13)
   Exchange gain (loss)                                  -                 -              (57)
_______________________________________________________________________________________________

Total other revenue (expense)                  $         -       $         -        $     (70)
_______________________________________________________________________________________________

NET LOSS                                       $    (3,708)      $    (3,252)       $ (38,684)
===============================================================================================

BASIC NET LOSS PER SHARE                       $     (0.00)      $     (0.00)
============================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       10,200,000        10,000,000
============================================================================


    The accompanying notes are an integral part of these financial statements





                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

              FROM INCEPTION (APRIL 19, 2007) TO SEPTEMBER 30, 2009


                                                                                                   Deficit
                                              Common Stock                                       Accumulated
                                          _____________________                    Additional    During the
                                          Number of                Subscription     Paid-in      Development
                                           shares       Amount      Receivable      Capital         Stage         Total
_________________________________________________________________________________________________________________________

Balance, April 19,2007                            -    $     -      $       -        $     -      $       -     $       -

Common stock issued for cash at $0.001
per share May 3, 2007                    10,000,000     10,000              -              -              -        10,000
Share Subscription Receivable                     -          -        (10,000)             -              -       (10,000)
Net loss, June 30, 2007                           -          -              -              -         (1,935)       (1,935)
_________________________________________________________________________________________________________________________

Balance, June 30, 2007                   10,000,000    $10,000      $ (10,000)       $     -      $  (1,935)    $  (1,935)
_________________________________________________________________________________________________________________________

Share Subscription Received                       -          -         10,000              -              -        10,000
Net loss June 30, 2008                                                                              (15,951)      (15,951)
_________________________________________________________________________________________________________________________

Balance June 30, 2008                    10,000,000    $10,000      $       -        $     -      $ (17,886)    $  (7,886)
_________________________________________________________________________________________________________________________

Common stock issued for cash at $0.02       200,000        200              -          3,800              -         4,000
Net loss June 30, 2009                                                                              (17,090)      (17,090)
_________________________________________________________________________________________________________________________

Balance June 30, 2009                    10,200,000    $10,200      $       -        $ 3,800      $ (34,976)    $ (20,976)
_________________________________________________________________________________________________________________________

Net loss September 30, 2009                                                                          (3,708)       (3,708)
_________________________________________________________________________________________________________________________

Balance September 30, 2009 (Unaudited)   10,200,000    $10,200      $       -        $ 3,800      $ (38,684)    $ (24,684)
=========================================================================================================================


    The accompanying notes are an integral part of these financial statements



                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Three months      Three months        April 19,2007
                                                    ended             ended             (date of
                                                September 30,     September 30,       inception) to
                                                    2009              2008          September 30,2009
_____________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $ (3,708)         $ (3,252)           $ (38,684)

Changes in operating assets and liabilities
   Increase in accrued expenses                       (327)            3,216               17,095
_____________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES               (4,035)              (36)             (21,589)
_____________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES                     -                 -                    -

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank draft                               13                                     13
   Increase in due to related party                  4,000                 -                7,576
   Common stock issuance                                 -                 -               14,000
_____________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES            4,013                 -               21,589
_____________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                        (22)              (36)                   -
_____________________________________________________________________________________________________

CASH, BEGINNING OF PERIOD                               22                51                    -
_____________________________________________________________________________________________________

CASH, END OF PERIOD                               $      -          $     15            $       -

=====================================================================================================


Supplemental cash flow information and non-cash
financing activities:
Cash paid for:
   Interest                                       $      -          $      -            $       -
=====================================================================================================

   Income taxes                                   $      -          $      -            $       -
=====================================================================================================


    The accompanying notes are an integral part of these financial statements


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Lifestyle Choice Meals, Inc. ("Company") is in the initial development stage and has incurred losses since inception totalling $38,684. The Company was incorporated on April 19, 2007 in the State of Nevada and established a fiscal year end of June 30. The Company is a development stage enterprise organized to prepare and deliver nutritious and delicious prepared meals to the client's door

GOING CONCERN

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder's shares. As of September 30, 2009, the Company had issued 10,000,000 Founder's shares at $0.001 per share and 200,000 shares at $0.02 for net funds to the Company of $14,000.

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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2009
________________________________________________________________________________


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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2009
________________________________________________________________________________


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

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2009
________________________________________________________________________________


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

As of September 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

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


NOTE 6 - INCOME TAXES
________________________________________________________________________________

                                                        AS AT SEPTEMBER 30, 2009

Deferred tax asset:
Net operating loss tax carryforwards:                             13,152
Other:                                                         $       0
                                                               _________

Gross deferred tax assets:                                     $  13,152
Valuation allowance:                                           $ (13,152)
                                                               _________

Net deferred tax asset:                                        $       0


NOTE 7- STOCKHOLDERS' EQUITY
________________________________________________________________________________

The stockholders' equity section of the Company contains the following classes of Capital Stock as of September 30, 2009

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

We did not generate any revenue during the quarter ended September 30, 2009.

Expenses for the quarter ended September 30, 2009 were $3,708 resulting in an operating loss for the fiscal quarter of $3,708. The operating loss for the period is as a result of professional fees in the amount of $3,672 and office and general expenses of $36.

As of September 30, 2009 the President has advanced $7,576 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the fiscal quarter ended September 30, 2009 the Company had $0 available in cash and accounts payable of $17,095.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. The additional funding is required because we have not generated any revenue and no revenues are anticipated until we begin operations. Accordingly we must raise cash and our only sources of cash at this time are advances we receive from our officer and director and investments by others through sale of our common equity or from operating loans.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

PLAN OF OPERATION

During the next 12 months we must raise capital and commence our product development and marketing activities.

In the initial stage of our operations, which will begin when we have raised sufficient revenue, we intend to develop our menus, test new recipes and submit all of our recipes for nutritional analysis. Following this stage we plan to develop our website with pictures that will display all of our meal choices and information about the ingredients and nutritional facts. The website will include software that will allow the client to calculate the consumption of calories per day.

Following the preparation of our menu and the development of our website we then anticipate aquiring the kitchen utensils and other appliances we will need to produce our menu items. We will then rent a suitable location for our kitchen. Once we have our facilities in operation we plan to launch our marketing and sales campaign including the distribution of flyers and brochures.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the funds currently available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $86,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over the same period. Our officer and director has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenue or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company.

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


ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

There were no changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Dated: November 4, 2009