Form 10-Q
period 2009-12-31
LIFESTYLE CHOICE MEALS, INC.
filed 2010-02-01
CIK 1431884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-150586

                          LIFFESTYLE CHOICE MEALS, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                        20-8945348
(State or other jurisdiction of incorporation                (IRS Employer
            or organization)                              Identification No.)

                             112 North Curry Street
                           Carson City, Nevada, 89703
                    (Address of principal executive offices)

                                  (403)374-0966
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No | |

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 29, 2010 the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2009









BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS





                                                                          (Unaudited)
                                                                          December 31,          June 30,
                                                                              2009                2009
________________________________________________________________________________________________________________

                                      ASSETS

CURRENT ASSETS
   Cash                                                                  $        -         $       22
________________________________________________________________________________________________________________
   TOTAL ASSETS                                                          $        -         $       22
================================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash Overdrawn                                                        $       51         $        -
   Accounts payable and accrued liabilities                                  21,337             17,422
   Due to related party                                                       7,576              3,576
________________________________________________________________________________________________________________
   TOTAL LIABILITIES                                                         28,964             20,998
________________________________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock  as of  December 31, 2009 and        10,200             10,200
      10,000,000 shares of common stock as of June 30 , 2008
      Additional paid-up capital                                              3,800              3,800
   Deficit accumulated during the development stage                         (42,964)           (34,976)
________________________________________________________________________________________________________________

   Total stockholder's equity (deficit)                                     (28,964)           (20,976)
________________________________________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                         $        -         $       22
================================================================================================================


    The accompanying notes are an integral part of these financial statements



                        LIFESTYLE CHOICE MEALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                                                                   April 19,2007
                                             Three months     Three months        Six months      Six months         (date of
                                                ended            ended              ended           ended          inception) to
                                             December 31,     December 31,        December 31,    December 31,      December 31,
                                                 2009             2008               2009            2008               2009
_________________________________________________________________________________________________________________________________
REVENUE
   Revenue                                                                                  -                -                 -

EXPENSES

   Office and general                        $        780     $      1,734     $          816   $        1,770    $        6,750
   Professional fees                                3,500            3,000              7,172            6,216            36,144
_________________________________________________________________________________________________________________________________
Total General & Administration Expenses      $      4,280     $      4,734     $        7,988   $        7,986    $       42,894
_________________________________________________________________________________________________________________________________

OTHER REVENUE (EXPENSE)
     Interest expense                        $          -     $          -     $            -   $            -    $          (13)
     Exchange gain (loss)                               -                -                  -                -               (57)
_________________________________________________________________________________________________________________________________
Total other revenue (expense)                $          -     $          -     $            -   $            -    $          (70)
_________________________________________________________________________________________________________________________________

NET LOSS                                     $     (4,280)    $     (4,734)    $       (7,988)  $       (7,986)   $      (42,964)
=================================================================================================================================




         BASIC NET LOSS PER SHARE            $      (0.00)    $      (0.00)    $        (0.00)  $        (0.00)
================================================================================================================

         WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING             10,200,000       10,000,000         10,200,000       10,000,000
================================================================================================================


    The accompanying notes are an integral part of these financial statements


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

              FROM INCEPTION (APRIL 19, 2007) TO DECEMBER 31, 2009


                                                                                                   Deficit
                                              Common Stock                                       Accumulated
                                          _____________________                    Additional    During the
                                          Number of                Subscription     Paid-in      Development
                                           shares       Amount      Receivable      Capital         Stage         Total
_________________________________________________________________________________________________________________________

Balance, April 19,2007                            -    $     -      $       -        $     -      $       -     $       -

Common stock issued for cash at $0.001
per share May 3, 2007                    10,000,000     10,000              -              -              -        10,000
Share Subscription Receivable                     -          -        (10,000)             -              -       (10,000)
Net loss, June 30, 2007                           -          -              -              -         (1,935)       (1,935)
_________________________________________________________________________________________________________________________

Balance, June 30, 2007                   10,000,000    $10,000      $ (10,000)       $     -      $  (1,935)    $  (1,935)
_________________________________________________________________________________________________________________________

Share Subscription Received                       -          -         10,000              -              -        10,000
Net loss June 30, 2008                                                                              (15,951)      (15,951)
_________________________________________________________________________________________________________________________

Balance June 30, 2008                    10,000,000    $10,000      $       -        $     -      $ (17,886)    $  (7,886)
_________________________________________________________________________________________________________________________

Common stock issued for cash at $0.02       200,000        200              -          3,800              -         4,000
Net loss June 30, 2009                                                                              (17,090)      (17,090)
_________________________________________________________________________________________________________________________

Balance June 30, 2009                    10,200,000    $10,200      $       -        $ 3,800      $ (34,976)    $ (20,976)
_________________________________________________________________________________________________________________________

Net loss December 31, 2009                                                                           (7,988)       (7,988)
_________________________________________________________________________________________________________________________

Balance December 31, 2009 (Unaudited)    10,200,000    $10,200      $       -        $ 3,800      $ (42,964)    $ (28,964)
=========================================================================================================================




    The accompanying notes are an integral part of these financial statements


                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months      Three months  Six months   Six months      April 19, 2007
                                                         ended             ended         ended       ended      (date of inception)
                                                      December 31,      December 31,  December 31, December 31,    to December 31,
                                                         2009              2008          2009        2008               2009
________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $    (4,280)      $    (4,734)  $    (7,988)  $    (7,986)    $   (42,964)

Changes in operating assets and liabilities
  Decrease in prepaid expense                                   -               136             -           136               -
________________________________________________________________________________________________________________________________
  Increase in accrued expenses                              4,242             3,149         3,915         6,365          21,337
________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                         (38)           (1,449)       (4,073)       (1,485)        (21,627)
________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES                            -                 -             -             -               -

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder loan                                  -             1,413         4,000         1,413           7,576
   Increase in bank Overdraft                                  38                21            51            21              51
  Common stock issuance                                         -                 -         4,051             -          14,000
________________________________________________________________________________________________________________________________

         NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                               38             1,434         4,051         1,434          21,627
________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                 -               (15)          (22)          (51)              -
________________________________________________________________________________________________________________________________
CASH, BEGINNING OF PERIOD                                       -                15            22            51
________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                   $         -       $         -   $         -   $         -     $         -
================================================================================================================================


Supplemental cash flow information and non-cash financing activities:
Cash paid for:
  Interest                                                                            $         -   $         -     $         -
=============================================================================================================================

  Income taxes                                                                        $         -   $         -     $         -
=============================================================================================================================



    The accompanying notes are an integral part of these financial statements

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2009
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Lifestyle Choice Meals, Inc. ("Company") is in the initial development stage and has incurred losses since inception totalling $42,964. The Company was incorporated on April 19, 2007 in the State of Nevada and established a fiscal year end of December 31. The Company is a development stage enterprise organized to prepare and deliver nutritious and delicious prepared meals to the client's door

The Company has evaluated subsequent events through January 25, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.


GOING CONCERN
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder's shares. As of December 31, 2009, the Company had issued 10,000,000 Founder's shares at $0.001 per share and 200,000 shares at $0.02 for net funds to the Company of $14,000.

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

BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended December 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended June 30, 2009


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________


USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2009
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with ASC 830 "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder's equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

SHARE BASED COMPENSATION
We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The
Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 ("SFAS 161"), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS. 133"), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161)must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company's financial statements.

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2009
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events ("SFAS 165"), issued May 28,
2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company's financial position or results of operations.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature:
FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), issued June 2009), establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company's financial statements

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

In accordance with the requirements of ASC 825-10-50 and ASC 270-10-50, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 4 - STOCK TRANSACTIONS
________________________________________________________________________________

The Company's authorized shares are 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On May 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000. During January and February 2009, the Company issued 200,000 shares of the common stock at $0.02 per share for $4,000

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The amount due to the related party is $7,576, which is unsecured and non-interest bearing with no set terms of repayment.

NOTE 6- INCOME TAXES
________________________________________________________________________________

                                                 AS AT DECEMBER 31, 2009

Deferred tax asset:
Net operating loss tax carryforwards:                  $   14,608
Other:                                                 $        0
                                                       ___________
Gross deferred tax assets:                             $   14,608
Valuation allowance:                                   $  (14,608)
                                                       ___________
Net deferred tax asset:                                $        0
                                                       ===========

                          LIFESTYLE CHOICE MEALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2009
________________________________________________________________________________

NOTE 7- STOCKHOLDERS' EQUITY
________________________________________________________________________________

The stockholders' equity section of the Company contains the following classes of Capital Stock as of December 31, 2009

Common stock, $0.001 par value: 75,000,000 shares authorized: 10,200,000 shares issued and outstanding

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Lifestyle Choice Meals, Inc. ("Lifestyle Choice Meals" the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit company on April 19, 2007 and established a fiscal year end of June 30. We are a development-stage company that will offer the ultimate convenience in delicious and nutritious meals. We will provide hundreds of prepared meal choices for delivery to the client's door.

We did not generate any revenue during the quarter ended December 31, 2009.

Expenses for the quarter ended December 31, 2009 were $4,280resulting in an operating loss for the fiscal quarter of $4,280. The operating loss for the period is as a result of professional fees in the amount of $3,500 and office and general expenses of $780.

As of December 31, 2009 the President has advanced $7,576 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the fiscal quarter ended December 31, 2009 the Company had $0 available in cash and accounts payable of $21,337.

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

Following the preparation of our menu and the development of our website we then anticipate acquiring the kitchen utensils and other appliances we will need to produce our menu items. We will then rent a suitable location for our kitchen. Once we have our facilities in operation we plan to launch our marketing and sales campaign including the distribution of fliers and brochures.

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

There were no changes in our internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                Lifestyle Choice Meals, Inc.

                BY: /s/ ANDREA WORSLEY
                    __________________
                    Andrea Worsley

                    President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director

                    Dated:  February 1, 2010